Form 10-Q
period 2026-03-31
Invest Green Acquisition Corp
filed 2026-05-15
CIK 2075068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42972

Invest Green Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19215 SE 34th Street, Suite # 106-159

Camas WA 98607

(Address of principal executive offices)

360-409-7565

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, there were 18,120,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVEST GREEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$705,191	$389,108
Prepaid expenses	144,252	88,075
Total current assets	849,443	477,183
Marketable securities held in Trust Account	174,617,842	173,095,822
Long-term prepaid insurance	48,542	67,292
Total Assets	$175,515,827	$173,640,297

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued expenses	$50,854	$2,380
Accrued offering costs	75,000	75,000
Advances from Sponsor	—	400,000
Working Capital Note	896,740	—
Total current liabilities	1,022,594	477,380
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,922,594	7,377,380

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.12 and $10.03 per share at March 31, 2026 and December 31, 2025, respectively	174,617,842	173,095,822

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 870,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	87	87
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,025,271)	(6,833,567)
Total Shareholders’ Deficit	(7,024,609)	(6,832,905)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$175,515,827	$173,640,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Operating costs	$195,006
Loss from operations	(195,006)

Other income
Bank interest income	3,302
Income earned on marketable securities held in Trust Account	1,522,020
Total other income	1,525,322

Net income	$1,330,316

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	17,250,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	6,620,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	870,000	$87	5,750,000	$575	$—	$(6,833,567)	$(6,832,905)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,522,020)	(1,522,020)

Net income	—	—	—	—	—	1,330,316	1,330,316

Balance – March 31, 2026 (unaudited)	870,000	$87	5,750,000	$575	$—	$(7,025,271)	$(7,024,609)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$1,330,316
Adjustments to reconcile net income to net cash used in operating activities
Income earned on marketable securities held in Trust Account	(1,522,020)
Changes in operating assets and liabilities:
Prepaid expenses	(56,177)
Long term prepaid insurance	18,750
Accrued expenses	48,474
Net cash used in operating activities	(180,657)

Cash flows from financing activities:
Advances from Sponsor	596,740
Repayment of Working Capital Note	(100,000)
Net cash provided by financing activities	496,740

Net change in cash	316,083
Cash, beginning of the period	389,108
Cash, end of the period	$705,191
Supplemental disclosure of cash flow information:
Non-cash reclassification of advances from Sponsor to Working Capital Note	$996,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 7, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Going Concern Consideration

As of March 31, 2026, the Company had $705,191 cash and working capital deficit of $173,151, and shareholders’ deficit of $7,024,609.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In December 2025 and January 2026, the Company received $400,000 and $596,740 advances (among which, $100,000 was repaid to Sponsor in March 2026), respectively, from the Sponsor. These advances previously received were treated as a drawdown under the Working Capital Note. Up to the date the unaudited condensed financial statements were available to be issued, the total withdrawal under the Working Capital Note was $896,740.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company has sufficient funds to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $705,191 and $389,108 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $174,617,842 and $173,095,822, respectively, were held in money market funds. The Company classified its money market funds as trading securities in accordance with ASC Topic 320, “Investments-Debt Securities.” Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. Marketable securities held in Trust Account are presented on the condensed balance sheets at fair value at the end of each reporting period.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On November 26, 2025, the underwriters exercised their over-allotment option in full in the amount of 2,250,000 Units as part of the closing of the Initial Public Offering. As such, as of March 31, 2026 and December 31, 2025, no over-allotment option liability is recognized in the Company’s condensed balance sheets.

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted income per ordinary share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the Rights are contingently exercisable, and the contingencies have not yet been met.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Redeemable Class A	Non – Redeemable Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$961,372	$368,944
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	6,620,000
Basic and diluted net income per ordinary share	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(2,811,750)
Public Shares issuance costs	(10,812,397)
Plus:
Remeasurement of carrying value to redemption value	14,219,969
Class A ordinary shares subject to possible redemption, December 31, 2025	173,095,822
Plus:
Remeasurement of carrying value to redemption value	1,522,020
Class A ordinary shares subject to possible redemption, March 31, 2026	$174,617,842

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Promissory Note — Related Party

On June 4, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “June 2025 Promissory Note”). The loan is non-interest bearing and unsecured. The June 2025 Promissory Note is payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. On November 26, 2025, the Company had borrowed $256,332, which has been paid in full by the Company at the closing of the Initial Public Offering and borrowings under the June 2025 Promissory Note are no longer available.

Advances from Sponsor

In December 2025 and January 2026, the Company received advances of $400,000 and $596,740, respectively, from the Sponsor for working capital purposes. The $996,740 of advances were subsequently reclassified as a drawdown under the Working Capital Note as described below.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $3,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $5.00 per Private Placement Unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

On February 17, 2026, the Company and the Sponsor executed a $3,500,000 convertible promissory note, the Working Capital Note. The Working Capital Note bears no interest and will become payable only upon the successful completion of the Company’s initial Business Combination. Upon the closing of the Business Combination, the Working Capital Note may be converted into units (the “Working Capital Unit”) of the Company at a conversion price equal to $5.00 per unit. The units issued in connection with such conversion shall be identical to the Private Placement Unit. Each Working Capital Unit consists of one Class A ordinary share, and one right (a “Working Capital Right”), with each Working Capital Right entitling holder thereof to receive one-tenth of one Class A ordinary share upon the completion of an initial Business Combination. The $996,740 of advances previously received from the Sponsor were reclassified as a drawdown under the Working Capital Note.

In March 2026, $100,000 was repaid to the Sponsor, resulting in the outstanding balance of $896,740 as of March 31, 2026.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were 870,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with par value of $0.0001 per share. On June 4, 2025, the Company issued 7,665,900 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. On September 17, 2025, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per-share amounts have been retrospectively presented. On November 26, 2025, the underwriters exercised their over-allotment option in full and as a result, the 750,000 Founder Shares are no longer subject to forfeiture. At March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$705,191	$389,108
Prepaid expenses	$144,252	$88,075
Marketable securities held in Trust Account	$174,617,842	$173,095,822

For the Three Months Ended March 31, 2026
Operating costs	$195,006
Income earned on marketable securities held in Trust Account	$1,522,020

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to CODM on a regular basis.

The CODM reviews income on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

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

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$174,617,842	$173,095,822

The fair value of the Public Rights issued in the Initial Public Offering is $2,811,750, or $0.163 per Public Right. The fair value of the Public Rights was determined using a backsolve approach to separate the publicly traded Unit price into its constituent securities (Class A ordinary shares and Share Rights). The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the “Level 3” valuation of the Public Rights issued in the Initial Public Offering:

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Invest Green Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to IG SPAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,330,316, which consists of income earned on marketable securities held in the trust account of $1,522,020, partially offset by operating costs of $195,006.

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

For the three months ended March 31, 2026, cash used in operating activities was $180,657. Net income of $1,330,316 was affected by income earned on marketable securities held in the trust account of $1,522,020. Changes in operating assets and liabilities provided $11,047 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the trust account of $174,617,842. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $705,191. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In March 2026, $100,000 was repaid to the Sponsor, resulting in the outstanding balance of $896,740 under the Working Capital Note as of March 31, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company has sufficient funds to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate. Of this amount, (i) $0.10 per Unit, or $1,500,000 in the aggregate was paid to the underwriters in cash and (ii) $0.10 per unit was used by the underwriters to purchase private placement units, or $1,950,000 in the aggregate.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We did not identify any critical accounting estimates for the reporting period.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 26, 2025, we consummated the initial public offering of 17,250,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units, at $10.00 per unit, generating gross proceeds of $172,500,000. Cohen & Company Capital Markets acted as the lead book-running manager of the initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288875). The Securities and Exchange Commission declared the registration statements effective on November 25, 2025.

Simultaneously with the closing of the initial public offering, we consummated the sale of 870,000 private placement units at a price of $5.00 per private placement unit, in a private placement to our sponsor and the underwriters, generating gross proceeds of $4,350,000. Each private placement unit consists of one private placement share and one private placement right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the initial public offering, the exercise of the over-allotment option and the private placement units, an aggregate of $172,500,000 was placed in the trust account.

We incurred a total transactions costs of $11,007,737, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $657,737 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1	Promissory Note issued to IG SPAC Sponsor LLC (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVEST GREEN ACQUISITION CORPORATION

Date: May 15, 2026	By:	/s/ Andrew McLean
	Name:	Andrew McLean
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jim Campbell
	Name:	Jim Campbell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)