Form 10-Q
period 2026-06-30
Invest Green Acquisition Corp
filed 2026-08-10
CIK 2075068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 7, 2026, there were 18,120,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVEST GREEN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from April 7, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from April 7, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from April 7, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash equivalents	$669,779	$389,108
Prepaid expenses	120,425	88,075
Total current assets	790,204	477,183
Marketable securities held in Trust Account	176,163,459	173,095,822
Long-term prepaid insurance	29,792	67,292
Total Assets	$176,983,455	$173,640,297

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued expenses	$214,257	$2,380
Accrued offering costs	75,000	75,000
Advances from Sponsor	—	400,000
Working Capital Note	896,740	—
Total current liabilities	1,185,997	477,380
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	8,085,997	7,377,380

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.21 and $10.03 per share at June 30, 2026 and December 31, 2025, respectively	176,163,459	173,095,822

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 870,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	87	87
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,266,663)	(6,833,567)
Total Shareholders’ Deficit	(7,266,001)	(6,832,905)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$176,983,455	$173,640,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 7, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative expenses	$245,904	$440,910	$42,482
Loss from operations	(245,904)	(440,910)	(42,482)

Other income
Bank interest income	4,512	7,814	―
Income earned on marketable securities held in Trust Account	1,545,617	3,067,637	―
Total other income	1,550,129	3,075,451	―

Net income (loss)	$1,304,225	$2,634,541	$(42,482)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	17,250,000	17,250,000	―
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05	$0.11	―

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	6,620,000	6,620,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.11	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	870,000	$87	5,750,000	$575	$—	$(6,833,567)	$(6,832,905)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,522,020)	(1,522,020)

Net income	—	—	—	—	—	1,330,316	1,330,316

Balance - March 31, 2026 (unaudited)	870,000	87	5,750,000	575	—	(7,025,271)	(7,024,609)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,545,617)	(1,545,617)

Net income	—	—	—	—	—	1,304,225	1,304,225

Balance - June 30, 2026 (unaudited)	870,000	$87	5,750,000	$575	$—	$(7,266,663)	$(7,266,001)

FOR THE PERIOD FROM APRIL 7, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(42,482)	(42,482)

Balance - June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$24,425	$(42,482)	$(17,482)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On September 17, 2025, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to 750,000 Founder Shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All share and per-share amounts have been retrospectively presented (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from April 7, 2025 (Inception) Through June 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,634,541	$(42,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Payment of expenses via promissory note	—	10,420
Income earned on marketable securities held in Trust Account	(3,067,637)	—
Changes in operating assets and liabilities:
Prepaid expenses	(32,350)	—
Long-term prepaid insurance	37,500	—
Accrued expenses	211,877	32,062
Net cash used in operating activities	(216,069)	—

Cash flows from financing activities:
Proceeds for founder shares	—	25,000
Advances from Sponsor	596,740	—
Repayment of Working Capital Note	(100,000)	—
Net cash provided by financing activities	496,740	25,000

Net change in cash and cash equivalents	280,671	25,000
Cash and cash equivalents, beginning of the period	389,108	—
Cash and cash equivalents, end of the period	$669,779	$25,000

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$169,313
Non-cash reclassification of advances from Sponsor to Working Capital Note	$996,740	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 7, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 870,000 units (the “Private Placement Units”) at a price of $5.00 per Private Placement Unit, in a private placement to the Company’s sponsor, IG SPAC Sponsor LLC (the “Sponsor”) and the underwriters, generating gross proceeds of $4,350,000. Of those 870,000 Private Placement Units, the Sponsor purchased 480,000 Private Placement Units, and the underwriters used a portion of their underwriting discount and commission and purchased 390,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (each a “Private Placement Share”) and one-tenth (1/10) of one right (each a “Private Placement Right”).

Transaction costs amounted to $11,007,737, which consisted of $3,450,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $657,737 of other offering costs.

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

JUNE 30, 2026

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

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or Private Placement Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Going Concern Consideration

As of June 30, 2026, the Company had $669,779 cash equivalents, working capital deficit of $395,793, and shareholders’ deficit of $7,266,001.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In December 2025 and January 2026, the Company received advances of $400,000 and $596,740 (among which, $100,000 was repaid to Sponsor in March 2026), respectively, from the Sponsor. These advances previously received were treated as a drawdown under the Working Capital Note. Up to the date the unaudited condensed financial statements were available to be issued, the total withdrawal under the Working Capital Note was $896,740.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 and are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $669,779 and $389,108, respectively, as of June 30, 2026 and December 31, 2025. The Company’s operating cash is automatically swept into institutional money market funds on a daily basis. Accordingly, as of June 30, 2026 and December 31, 2025, the Company did not have any cash, and all cash equivalents were held in money market funds.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $176,163,459 and $173,095,822, respectively, were held in money market funds. The Company classified its money market funds as trading securities in accordance with ASC Topic 320, “Investments-Debt Securities.” Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Share Rights and then to Class A ordinary shares. Offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units are charged to shareholders’ deficit as the Public and Private Placement Rights, after management’s evaluation, are accounted for under equity treatment. Transaction costs amounted to $11,007,737, consisting of $3,450,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $657,737 of other offering costs.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On November 26, 2025, the underwriters exercised their over-allotment option in full in the amount of 2,250,000 Units as part of the closing of the Initial Public Offering. As such, as of June 30, 2026 and December 31, 2025, no over-allotment option liability is recognized in the Company’s condensed balance sheets.

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Net income (loss) is shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the Rights are contingently exercisable, and the contingencies have not yet been met.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from April 7, 2025 (Inception) Through June 30, 2025
	Redeemable	Non-Redeemable Class A	Redeemable	Non-Redeemable Class A	Redeemable	Non-Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$942,517	$361,708	$1,903,889	$730,652	$—	$(42,482)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	6,620,000	17,250,000	6,620,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.11	$0.11	$—	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(2,811,750)
Public Shares issuance costs	(10,812,397)
Plus:
Accretion for Class A ordinary shares to redemption amount	14,219,969
Class A ordinary shares subject to possible redemption, December 31, 2025	173,095,822
Plus:
Accretion for Class A ordinary shares to redemption amount	1,522,020
Class A ordinary shares subject to possible redemption, March 31, 2026	174,617,842
Plus:
Accretion for Class A ordinary shares to redemption amount	1,545,617
Class A ordinary shares subject to possible redemption, June 30, 2026	$176,163,459

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on November 26, 2025, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Public Right. Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and underwriters purchased an aggregate of 870,000 Private Placement Units, at a price of $5.00 per Private Placement Unit, for an aggregate purchase price of $4,350,000, from the Company in a private placement. Of those 870,000 Private Placement Units, the Sponsor purchased 480,000 Private Placement Units and the underwriters used a portion of their underwriting discount and commission and purchased 390,000 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

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

JUNE 30, 2026

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

On November 15, 2025, the Sponsor transferred a total of 422,000 membership interests in the Sponsor representing interests in 422,000 Founder Shares to the four independent directors. The transfer of the membership interests to independent directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“FASB ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the membership interests in 422,000 Founder Shares granted to the Company’s independent directors on the grant date has an aggregate total of $746,940, or $1.77 per share. The transfer of membership interests has no service restrictions; thus, the total fair value of $746,940 was recorded as compensation expense on the grant date. The third-party valuation firm valued the membership interests in the Founder Shares as of November 15, 2025 using back solve approach and classified it as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination and other risk factors. The market adjustment was 18.0% (the market adjustment reflects additional risk, which may include the likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price prior to beginning of exercise period); the implied Class A share price was $9.82; Share Rights fraction was 1/10; and pre-adjusted value per share right was $0.98.

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

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $3,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $5.00 per Private Placement Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

In March 2026, $100,000 was repaid to the Sponsor, resulting in the outstanding balance of $896,740 as of June 30, 2026.

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

JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 870,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with par value of $0.0001 per share. On June 4, 2025, the Company issued 7,665,900 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. On September 17, 2025, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per-share amounts have been retrospectively presented. On November 26, 2025, the underwriters exercised their over-allotment option in full and as a result, the 750,000 Founder Shares are no longer subject to forfeiture. At June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

Share Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash equivalents	$669,779	$389,108
Prepaid expenses	$120,425	$88,075
Marketable securities held in Trust Account	$176,163,459	$173,095,822

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 7, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative expenses	$245,904	$440,910	$42,482
Income earned on marketable securities held in Trust Account	$1,545,617	$3,067,637	$ ―

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies.

INVEST GREEN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to CODM on a regular basis.

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$176,163,459	$173,095,822

The fair value of the Public Rights issued in the Initial Public Offering is $2,811,750, or $0.163 per Public Right. The fair value of the Public Rights was determined using a back solve approach to separate the publicly traded Unit price into its constituent securities (Class A ordinary shares and Share Rights). The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the “Level 3” valuation of the Public Rights issued in the Initial Public Offering:

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 7, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,304,225, which consists of income earned on marketable securities held in the trust account of $1,545,617 and bank interest income of $4,512, partially offset by general and administrative expenses of $245,904.

For the six months ended June 30, 2026, we had a net income of $2,634,541, which consists of income earned on marketable securities held in the trust account of $3,067,637 and bank interest income of $7,814, partially offset by general and administrative expenses of $440,910.

For the period from April 7, 2025 (inception) through June 30, 2025, we had a net loss of $42,482, which consists of general and administrative expenses of $42,482.

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

For the six months ended June 30, 2026, cash used in operating activities was $216,069. Net income of $2,634,541 was affected by income earned on marketable securities held in the trust account of $3,067,637. Changes in operating assets and liabilities provided $217,027 of cash for operating activities.

For the period from April 7, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $42,482 was affected by payment of expense through promissory note of $10,420. Changes in operating assets and liabilities provided $32,062 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the trust account of $176,163,459. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash equivalents of $669,779. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In March 2026, $100,000 was repaid to the Sponsor, resulting in the outstanding balance of $896,740 under the Working Capital Note as of June 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company has sufficient funds to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Simultaneously with the closing of the initial public offering, we consummated the sale of 870,000 private placement units at a price of $5.00 per private placement unit, in a private placement to our sponsor and the underwriters, generating gross proceeds of $4,350,000. Each private placement unit consists of one private placement share and one private placement right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the initial public offering, the exercise of the over-allotment option and the private placement units, an aggregate of $172,500,000 was placed in the trust account.

We incurred total transactions costs of $11,007,737, consisting of $3,450,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $657,737 of other offering costs related to the Initial Public Offering.

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

INVEST GREEN ACQUISITION CORPORATION

Date: August 7, 2026	By:	/s/ Andrew McLean
	Name:	Andrew McLean
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Jim Campbell
	Name:	Jim Campbell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)